Form 10-Q
period 1996-03-31
SOUTHERN CRESCENT FINANCIAL CORP
filed 1996-05-10
CIK 849951

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1996

                        SOUTHERN CRESCENT FINANCIAL CORP
             (Exact name of registrant as specified in its charter)

        Georgia                                   58-1845038
- ------------------------                          -----------------
(State of Incorporation)                          I.R.S. Employer Id. No.

1585 Southlake Parkway, Morrow, Georgia           30260
- ---------------------------------------           -------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(404)-968-6868
- --------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  X      NO
                              -----       -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 1996.

     CLASS                               OUTSTANDING
     -----                               -----------

     Common Stock $1 par value             803,867

                                                              FORM 10-Q PAGE 2



                        SOUTHERN CRESCENT FINANCIAL CORP

PART I    Financial Information
- ------

Item 1:   Financial Statements
- -------


Financial Statements:  The following consolidated financial statements have not
- ---------------------
been audited or reported upon by the Southern Crescent Financial Corp's (the "Company's") Independent Certified Public Accountants nor have such financial statements been reviewed by them. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements furnished herein reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the periods for which they are presented. Such results, however, are not necessarily indicative of the results to be expected for the full year.

     These consolidated financial statements should be read in conjunction with the December 31, 1995 financial statements and notes thereto, and the Report of the Independent Certified Public Accountants, included in the Company's Form 10-K Annual Report dated December 31, 1995, as filed with the Securities and Exchange Commission.

                                                                FORM 10-Q PAGE 3


                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                  (Unaudited)

                                                        March 31,    December 31,
                                                           1996          1995
                                                       ------------  ------------

Cash and due from banks                                $  8,445,446   $ 7,504,913

Federal funds sold                                        3,550,000     6,740,000

Interest-bearing deposits in banks                           99,000        99,000

Investment securities available for sale                 26,475,463    25,566,236

Loans, less allowance for loan losses of $1,287,879
    and $1,273,091, respectively                         76,338,428    71,793,982

Premises and equipment                                    5,124,092     5,215,272

Accrued interest receivable and other assets              4,289,165     2,638,738
                                                       ------------   -----------
                                                       $124,321,594  $119,558,141
                                                       ============  ============

                                                        FORM 10-Q PAGE 4



                                  LIABILITIES


                                                   March 31,  December 31,
                                                     1996          1995
                                                 -----------  ------------
Deposits
  Non-interest bearing demand                     14,408,080   $14,873,708
  Interest bearing demand                         29,728,220    29,072,134
  Savings                                          4,224,287     4,440,957
  Certificates of deposit, $100,000 and over      14,596,283    15,339,696
  Other certificates of deposit                   47,383,472    43,211,159
                                                 -----------  ------------

      Total deposits                             110,360,342   106,937,654

Securities sold under repurchase agreements        1,276,667     1,577,784
Accrued interest payable and other liabilities     3,391,327     1,946,607
                                                 -----------  ------------

      Total liabilities                          115,028,336   110,462,045

                              STOCKHOLDERS' EQUITY

Preferred stock, $1 par value; authorized
  10,000,000 shares; no shares outstanding                 -            -
Common stock, $1 par value; authorized
  10,000,000 shares; 803,867 shares issued
  at March 31, 1995 and December 31, 1994            803,867       803,867
Paid-in capital                                    7,229,475     7,229,475
Net unrealized appreciation (deprecation) on
  securities available for sale, net of tax          (24,324)       34,647
Retained earnings (accumulated deficit)            1,330,954     1,074,821
                                                ------------  ------------
                                                   9,339,972     9,142,810
Less treasury stock at cost, 5,128 shares            (46,714)      (46,714)
                                                ------------  ------------
                                                   9,293,258     9,096,096
                                                ------------  ------------
                                                $124,321,594  $119,558,141
                                                ============  ============


                                                        FORM 10-Q PAGE 5


                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                   Quarter ended
                                               -----------------------
                                                March 31,   March 31,
                                                  1996        1995
                                               ----------  -----------

Interest income
  Interest and fees on loans                    1,991,438  $1,502,970
  Interest and dividends
    on investments                                358,529     437,911
  Interest on federal funds sold                   89,540      52,925
                                                ---------  ----------
                                                2,439,507   1,993,806
                                               ----------  ----------

Interest expense
  Interest on certificates of deposit
    of  $100,000 or more                          198,094     124,122
  Interest on other deposits                      930,660     730,478
                                                ---------  ----------
                                                1,128,754     854,600
                                                ----------  ---------

      Net interest income before provision
         for loan losses                        1,310,753   1,139,206

Provision for loan losses                               -           -
                                               ----------   ---------

      Net interest income                       1,310,753   1,139,206

Other income
  Service charges on deposit
    accounts                                      182,975     193,553
  Other operating income                           81,477      71,953
                                                ---------  ----------
                                                  264,452     265,506
                                                ---------  ----------




                                                         (Continued)

                                                        FORM 10-Q PAGE 6


                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                                  (Unaudited)







                                                    Quarter ended
                                                -----------------------
                                                 March 31,    March 31,
                                                   1996         1995
                                                ----------   ----------
Operating expenses
 Salaries and employee benefits                    634,579     566,125
 Occupancy expenses                                199,713     205,428
 Other operating expenses                          346,770     373,032
                                                ----------  ----------
                                                 1,181,062   1,144,585
                                                ----------  ----------

    Earnings before income taxes                   394,143     260,127

Income taxes
 Current                                           122,069      54,459
 Deferred                                           15,941      36,306
                                                ----------  ----------
                                                   138,010      90,765
                                                ----------  ----------

    NET EARNINGS                                $  256,133    $169,362
                                                ==========  ==========

Earnings per common share:
 Primary                                        $      .31  $      .21
 Fully diluted                                         .31         .20

Weighted average common
 shares outstanding:
  Primary                                          837,513     803,867
  Fully diluted                                    837,513     832,503


                                                        FORM 10-Q PAGE 7


                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the quarter ended March 31, 1996
                                  (Unaudited)

                                                                         Retained
                                                         Unrealized      earnings
                                   Common     Paid-in   appreciation   (accumulated  Treasury
                                   stock      capital   on securities    deficit)     stock       Total
                                   ------   ---------   -------------  ------------  --------  ----------
Balance, December 31, 1995       $803,867   $7,229,475     $ 34,647     $1,074,821  $(46,714)  $9,096,096

Net earnings for the quarter           -            -            -         256,133         -      256,133

Change in unrealized loss on
  securities available for sale        -            -      (58,971)              -         -            -
                                --------   ----------     --------      ----------  --------   ----------
Balance, March 31, 1996         $803,867   $7,229,475     $(24,324)     $1,330,954  $(46,714)  $9,293,258
                                ========   ==========     ========      ==========  ========   ==========

                                                        FORM 10-Q PAGE 8

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Quarter ended
                                                      --------------------------
                                                       March 31,     March 31,
                                                          1996          1995
                                                      ------------  ------------
Cash flows from operating activities:
  Net earnings                                       $   256,133   $   169,362
  Adjustments to reconcile net earning
   to net cash used by operating activities:
   Depreciation and amortization                          93,818       105,970
   Deferred income tax expense                            15,941        36,306
   Change in assets and liabilities:
    Accrued interest receivable and other assets      (1,650,950)   (1,615,273)
    Accrued interest payable and other liabilities     1,424,779     1,486,782
                                                     -----------   -----------
      Net cash provided by operating activities          139,721       183,147

Cash flows from investing activities:
  Maturities of interest-bearing deposits in banks             -       393,000
  Purchases of investment securities                  (7,094,753)   (2,029,000)
  Proceeds from sales of investment securities         2,358,825             -

  Proceeds from maturities of investment securities    3,785,000        73,766
  Net investment from issuance and collection
    of loans made to customers                        (4,544,446)   (3,065,138)
  Capital expenditures                                    (5,385)      (13,426)
  Decrease in federal funds sold                       3,190,000     2,030,000
                                                     -----------   -----------
      Net cash used in investing activities           (2,310,759)   (2,610,798)
                                                     -----------   ----------

Cash flows from financing activities:
  Net increase in deposits                             3,422,688     5,737,667
  Net increase (decrease) in securities sold
    under repurchase agreements                         (301,117)      198,311
                                                     -----------   -----------
      Net cash provided by financing activities        3,121,571     5,935,978
                                                     -----------   -----------

Net increase in cash and due from banks                  950,533     3,508,327
Cash and due from banks at beginning of period         7,504,913     5,433,371
                                                     -----------   -----------

Cash and due from banks at end of period             $ 8,455,446   $ 8,941,698
                                                     ===========   ===========

                                                             FORM 10-Q  PAGE 9

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the quarter ended March 31, 1996
                                  (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied, except as otherwise disclosed, in the preparation of the accompanying consolidated financial statements follows.

1.  Nature of Operations
    --------------------

The Company's operations are conducted by its wholly-owned subsidiary, Southern Crescent Bank (the "Bank"). The Bank is engaged in the commercial banking business in the southern metropolitan Atlanta area. The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, making real estate loans, consumer loans, business loans, residential and commercial construction loans and other investments.
Investments of the Bank include obligations of federal, state and local governments as well as mortgage backed securities.

2.  Principles of Consolidation
    ---------------------------

The consolidated financial statements include the accounts of Southern Crescent Financial Corp (the "Company") and its wholly-owned subsidiary, Southern Crescent Bank. All significant intercompany transactions and accounts have been eliminated.

During 1993, the Company acquired Southside Bank and Trust Company ("Southside") as described in Note K. Immediately thereafter, the Company's wholly owned subsidiary, Clayton National Bank, was merged into Southside and Southside's name was changed to Southern Crescent Bank.

3.  Investment Securities
    ---------------------

The Company's investments have been classified from the date of adoption forward among the following three categories and accounted for based on such classifications:

Securities to be held to maturity - debt securities that the Company has the
- ---------------------------------
positive intent and ability to hold to maturity are reported at amortized cost.

Trading securities - debt and equity securities that are bought and held
- ------------------
principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses included currently in income.

Securities available for sale - debt and equity securities classified as neither
- -----------------------------
held to maturity nor trading securities are reported at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity.

                                                           FORM 10Q  PAGE 10

                        Southern Crescent Financial Corp

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      For the quarter ended March 31, 1996
                                  (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.  Investment Securities - Continued
    ---------------------------------

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would be accounted for through a write-down of the individual securities. No securities required such a write-down during the quarter ended March 31, 1996.

Market values of state, county and municipal securities are influenced by their partial exemption from federal taxation. Accordingly, changes in taxation of income from these securities could have an effect on their fair value.

Unrealized holding gains and losses, net of income tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific identification method.

4.  Loans and Allowance for Loan Losses
    -----------------------------------

Loans are stated at the amount of unpaid principal, reduced by net unearned loan origination fees. Fees for loan origination and commitments and related origination costs are deferred and recognized as an interest income yield adjustment over the terms of the loans using the interest method. Interest income on commercial, amortized and consumer loans is primarily recognized based on the principal amounts outstanding.

The allowance for loan losses is maintained at a level adequate to absorb probable losses. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance, while loans deemed to be uncollectible are charged to the allowance. The balance in the allowance for loan losses is based on management's analysis of the loan portfolio and loan commitments. It reflects an estimated amount which, in management's judgment, is adequate to provide for potential loan losses after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, specific problem loans, adequacy of the underlying collateral and other factors.

                                                           FORM 10Q  PAGE 11


                        Southern Crescent Financial Corp

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      For the quarter ended March 31, 1996
                                  (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.  Loans and Allowance for Loan Losses - Continued
    -----------------------------------------------

Impaired loans are measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts on impaired loans are recognized as interest income or principal repayment as received.

The Company extends credit to customers primarily in the southern portion of the metropolitan Atlanta, Georgia area. A substantial portion of the Company's loans are secured by real estate and business assets located in this area. Accordingly, the collectibility and collateral value of a substantial portion of the Company's loans are dependent on the economy in this area. Because management's estimate of the allowance for loan losses is dependent upon the economy in this area, it is reasonably possible that a change in the allowance for loan losses and the provision for loan loss expense could occur in the near term due to changes in local economic conditions.

5.  Premises and Equipment
    ----------------------

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

6.  Securities Sold Under Agreements to Repurchase
    ----------------------------------------------

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.

                                                                FORM 10Q PAGE 12


                        Southern Crescent Financial Corp

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      For the quarter ended March 31, 1996
                                  (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.  Income Taxes
    ------------

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities at tax rates in effect when the differences become payable.
Deferred tax assets are recorded for future tax effects of temporary differences subject to a valuation allowance if it is more likely than not that some of the future benefits will not be recognized.


NOTE B - LOANS

Loans at March 31, 1996 and December 31, 1995 are summarized as follows:

                                         March 31,    December 31,
                                            1996          1995
                                        ------------  -------------

Commercial                              $52,136,764    $50,143,952
Real estate construction                 14,942,137     12,526,573
Loans to individuals                     10,785,409     10,641,437
                                        -----------    -----------
Total loans                              77,864,310     73,311,962
Less unearned discount and loan fees       (238,003)      (244,889)
                                        -----------    -----------
                                         77,626,307     73,067,073
Less allowance for loan losses           (1,287,879)    (1,273,091)
                                        -----------    -----------

Net loans                               $76,338,428    $71,793,982
                                        ===========    ===========

At March 31, 1996 and December 31, 1995, there were $315,199 and $391,443, respectively, of loans outstanding for which the accrual of interest had been suspended or reduced.


NOTE C - REGULATORY CAPITAL REQUIREMENTS

As of March 31, 1996, the Bank's risk-based capital ratios exceeded minimum regulatory requirements.

                                                           FORM 10-Q PAGE 13


Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           SOUTHERN CRESCENT FINANCIAL CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Crescent Financial Corp (the "Company") was incorporated under the laws of the State of Georgia on April 27, 1989, for the purpose of becoming a bank holding company. The Company completed its initial offering in March of 1990 after selling a total of 600,000 shares and raising $6,000,000. The Company's subsidiary bank, Clayton National Bank (the "Bank") opened for business on March 8, 1990.

The Company acquired all of the outstanding stock of Southside Bank and Trust in 1993. Southside Bank and Trust operated two locations in south Fulton County. The two offices of Southside operate along with the Morrow office of the Bank as full service facilities. The Bank changed its name to Southern Crescent Bank, converted to a State chartered institution and surrendered its National charter on November 12, 1993.

The Company reported net earnings for the first quarter of $256,133, or $.31 per common share, compared with $169,362 or $.21 per share, for the comparable period in 1995. These increased earnings are attributable principally to the increased volume of earnings assets in 1996, as compared to 1995. Net interest income was up by $171,547 (a 15% increase) for the first quarter of 1996 over 1995. Almost all of this increase over the comparable period in 1995 was volume related, as net interest income as a percentage of interest income for the first quarter of 1996, was relatively comparable to that same ratio in the comparable prior quarter (54% and 57%, respectively).

The growth in interest margins, on a dollar basis, is due in part to the Company's stated objective of increasing the loan to deposit ratio. Interest margins, on a percentage basis, have remained stable. The ratio of net loans to deposits increased from 67% at December 31, 1995 to 69% at March 31, 1996.

The Company's substantial increase in net interest income was partially offset by an increase in operating expenses for the three month period ended March 31, 1996 of $36,477 or 3.19%, over the comparable period in 1995. These additional operating expenses were comprised primarily of normal wage and benefit cost increases.

The provision for income taxes in the first quarter of 1996 of $138,010, or 35% of pre-tax income, was similar to the provision in the comparable quarter in 1995.

The allowance for loan losses totaled $1,287,879, or 1.66% of loans, at March 31, 1996, as compared to $1,273,091, or 1.74% of loans, at December 31, 1995.
Loans on nonaccrual status were down by 55% at March 31, 1996, from December 31, 1995.

                                                            FORM 10-Q PAGE 14


Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           SOUTHERN CRESCENT FINANCIAL CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Company's total stockholders' equity was $9,293,258, or 7.5% of total assets at March 31, 1996, as compared to $9,096,096, or 7.6% of total assets at December 31, 1995. The Company's ratios of Tier 1 capital to risk based assets, total capital to risk based assets, and Tier 1 capital to total assets exceeded regulatory requirements at March 31, 1996.


On March 28, 1996, the Bank entered into a contract to purchase a one acre parcel in the City limits of McDonough, Georgia for the purpose of locating a full service banking facility on the site. The Bank is currently in the process of applying for permission to construct the facility with the Georgia Department of Banking and Finance as well as the FDIC. Effective July 1, 1996, Georgia banks will be allowed to cross county lines with some limitations.

                                                           FORM 10-Q PAGE 15



Part II:     Other Information
             Item 6(a)  Exhibits
               Exhibit 11 - statement regarding computation of per-share
                            earnings



                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, whereunto duly authorized.

                        SOUTHERN CRESCENT FINANCIAL CORP


                                              /s/  CHARLES M. BUCKNER
                                              -------------------------------
DATE                                          Charles M. Buckner
                                              (PRINCIPAL FINANCIAL
                                               OFFICER)



                                              /s/  LEONARD MORELAND
                                              -------------------------------
DATE                                          Leonard Moreland
                                              (PRINCIPAL ACCOUNTING
                                               OFFICER)