Form 10-Q
period 1996-06-30
SOUTHERN CRESCENT FINANCIAL CORP
filed 1996-08-14
CIK 849951

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                       SOUTHERN CRESCENT FINANCIAL CORP
            (Exact name of registrant as specified in its charter)

          Georgia                                           58-1845038
   ------------------------                           ----------------------
   (State of Incorporation)                           I.R.S. Employer Id. No.

1585 Southlake Parkway, Morrow, Georgia                 30260
- ---------------------------------------               ----------
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

                    YES   X                   NO
                        -----                     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 1996.

               CLASS                          OUTSTANDING
               -----                          -----------

        Common Stock $1 par value               838,162

                       SOUTHERN CRESCENT FINANCIAL CORP

PART I         Financial Information
- ------

Item 1:        Financial Statements
- -------


Financial Statements:  The following consolidated financial statements have not
- ---------------------
been audited or reported upon by the Company's Independent Certified Public Accountants nor have such financial statements been reviewed by them. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements furnished herein reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the periods for which they are presented. Such results, however, are not necessarily indicative of the results to be expected for the full year.

          These consolidated financial statements should be read in conjunction with the December 31, 1995, consolidated financial statements and notes thereto and the Report of the Independent Certified Public Accountants included in the Company's Annual Report on Form 10-K dated December 31, 1995, as filed with the Securities and Exchange Commission.

                       Southern Crescent Financial Corp
                       and its wholly-owned subsidiary,
                            Southern Crescent Bank

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                  (Unaudited)

                                                        June 30,    December 31,
                                                          1996          1995
                                                       -----------  ------------

Cash and due from banks                                $ 7,298,592   $ 7,504,913

Federal funds sold                                         910,000     6,740,000

Interest-bearing deposits in banks                               -        99,000

Investment securities available for sale                27,258,330    25,566,236

Loans, less allowance for loan losses of $1,306,744
  and $1,273,091, respectively                          84,543,668    71,793,982

Premises and equipment                                   5,037,868     5,215,272

Accrued interest receivable and other assets             4,599,142     2,638,738
                                                       -----------   -----------



                                                      $129,647,600  $119,558,141
                                                      ============  ============


                                  LIABILITIES


                                                  June 30,      December 31,
                                                    1996            1995
                                                ------------    ------------
Deposits:
  Non-interest bearing demand                   $ 16,395,409    $ 14,873,708
  Interest bearing demand                         30,070,938      29,072,134
  Savings                                          4,508,847       4,440,957
  Certificates of deposit, $100,000 and over      13,527,314      15,339,696
  Other certificates of deposit                   50,929,715      43,211,159
                                                ------------    ------------

       Total deposits                            115,432,223     106,937,654

Securities sold under repurchase agreements        1,468,040       1,577,784
Accrued interest payable and other liabilities     3,449,302       1,946,607
                                                ------------    ------------

       Total liabilities                         120,349,565     110,462,045


                             STOCKHOLDERS' EQUITY

Preferred stock, $1 par value; authorized
  10,000,000 shares; no shares outstanding                -           -
Common stock, $1 par value; authorized
  10,000,000 shares; 843,482 and 803,867
  shares issued, respectively                        843,482         803,867
Paid-in capital                                    7,607,833       7,229,475
Unrealized depreciation on securities available
  for sale, net of tax                              (178,136)         34,647
Retained earnings                                  1,071,570       1,074,821
                                                ------------    ------------
                                                   9,344,749       9,142,810
Less treasury stock at cost, 5,320 and 5,128
  shares, respectively                               (46,714)        (46,714)
                                                ------------    ------------
       Total stockholders' equity                  9,298,035       9,096,096
                                                ------------    ------------

                                                $129,647,600    $119,558,141
                                                ============    ============

The accompanying notes are an integral part of these statements.

                       Southern Crescent Financial Corp
                       and its wholly-owned subsidiary,
                            Southern Crescent Bank

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                  Quarter ended              Six-month period ended
                                           -------------------------------------------------------------
                                             June 30,        June 30,         June 30,     June 30,
                                               1996            1995             1996         1995
                                           ------------    ------------    -------------    ------------

Interest income
 Interest and fees on loans                $ 2,158,963   $ 1,694,185          $4,150,401      $3,197,155
 Interest and dividends
  on investments                               353,009       379,165             711,538         817,076
 Interest on federal funds sold                 89,789       109,114             179,329         162,039
                                            ----------    ----------          ----------      ----------
                                             2,601,761     2,182,464           5,041,268       4,176,270

Interest expense:
 Interest on certificates of deposit
  of  $100,000 or more                         199,920       149,984             398,014         274,106
 Interest on other deposits                    952,223       822,487           1,882,883       1,552,965
                                            ----------    ----------          ----------      ----------
                                             1,152,143       972,471           2,280,897       1,827,071
                                            ----------    ----------          ----------      ----------

   Net interest income before
    provision for loan losses                1,449,618     1,209,993           2,760,371       2,349,199

Provision for loan losses                            -             -                   -               -
                                            ----------    ----------          ----------      ----------

   Net interest income                       1,449,618     1,209,993           2,760,371       2,349,199

Other income:
 Service charges on deposit
  accounts                                     179,266       191,483             362,241         385,036
 Other income                                   72,356        46,345             153,833         118,298
                                            ----------    ----------          ----------      ----------
                                               251,622       237,828             516,074         503,334


                                                            (Continued)

                       Southern Crescent Financial Corp
                       and its wholly-owned subsidiary,
                            Southern Crescent Bank

                CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                                  (Unaudited)

                                         Quarter ended              Six-month period ended
                                   -------------------------     --------------------------
                                    June 30,      June 30,          June 30,    June 30,
                                      1996          1995              1996        1995
                                   -------------  ----------     ------------  ------------

Operating expenses:
 Salaries and employee benefits       640,270     554,311          1,274,849   1,120,436
 Occupancy expenses                   180,370     200,225            380,083     405,653
 Other operating expenses             329,409     383,080            676,179     756,112
                                   ----------  ----------         ----------  ----------
                                    1,150,049   1,137,616          2,331,111   2,282,201
                                   ----------  -----------        ----------  ----------
   Earnings before
    income taxes                      551,191     310,205            945,334     570,332

Income taxes:
 Current                              170,633      65,145            292,702     119,604
 Deferred                              22,283      43,430             38,224      79,736
                                   ----------  ----------         ----------  ----------
                                      192,916     108,575            330,926     199,340
                                   -----------  ----------        ----------  ----------

   NET EARNINGS                    $  358,275  $  201,630         $  614,408  $  370,992
                                   ==========  ==========         ==========  ==========


Earnings per common share
 Primary                                  .43         .25                .74         .46
 Fully diluted                            .43         .24                .74         .45

Weighted average common
 shares outstanding:
  Primary                             824,911     803,867            827,893     803,867
  Fully diluted                       824,911     832,935            827,893     832,935




The accompanying notes are an integral part of these statements.

                       Southern Crescent Financial Corp
                       and its wholly-owned subsidiary,
                            Southern Crescent Bank

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the six-month period ended June 30, 1996

                                  (Unaudited)


                                                                         Unrealized
                                                  Common     Paid-in      loss on      Retained     Treasury
                                                   stock     capital     securities    earnings       stock        Total
                                            --------------   -----------  -----------  -----------   ----------  -----------

Balance at December 31, 1995                  $803,867       $7,229,475  $   34,647   $1,074,821   $  (46,714)  $9,096,096

Net earnings for the quarter                        -                 -           -      256,133            -      256,133

Change in unrealized loss
   on securities available
   for sale                                         -                 -     (58,971)           -            -      (58,971)
                                              --------       -----------  -----------  -----------   ----------  -----------

Balance at March 31, 1996                      803,867        7,229,475     (24,324)   1,330,954      (46,714)   9,293,258

Net earnings for the quarter                         -                -           -      358,275            -      358,275

Stock dividend - shares                         39,615          378,358           -     (417,973)           -            -

Cash dividend                                        -                -           -     (199,686)           -     (199,686)

Change in unrealized loss
  on securities available
  for sale                                           -                -    (153,812)           -            -     (153,812)
                                               --------      -----------  ----------   -----------   ----------  -----------

Balance at June 30, 1995                      $  843,482     $7,607,833  $ (178,136)  $1,071,570   $  (46,714)  $9,298,035
                                             ============    ===========  ==========   ===========   ==========  ===========




The accompanying notes are an integral part of this statement.

                       Southern Crescent Financial Corp
                       and its wholly-owned subsidiary,
                            Southern Crescent Bank

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six-month period ended
                                                                                    -------------------------
                                                                                      June 30,     June 30,
                                                                                        1996         1995
                                                                                    -----------  ------------
Cash flows from operating activities:
   Net earnings                                                                   $    614,408   $   370,992
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and amortization                                                 203,760       245,906
         Deferred income tax expense                                                    38,224        79,736
         Gain on sale of investment securities                                          (5,686)         (863)
         Gain on sale of SBA loans                                                           -       (26,790)
         Gain on sale of real estate owned                                              (3,817)       (2,410)
         Changes in assets and liabilities:
           Accrued interest receivable and other assets                             (2,244,678)       71,720
           Accrued interest payable and other liabilities                            1,464,471       172,972
                                                                                    ------------   -----------
              Net cash provided by operating activities                                 66,682       911,263

Cash flows from investing activities:
   Maturity of interest-bearing  deposits in banks                                      99,000       393,000
   Purchase of investment securities                                               (13,513,721)   (2,290,000)
   Proceeds from sales of investment securities                                      4,772,336     1,404,062
   Proceeds from maturities of investment securities                                 6,842,194     4,050,149
   Net investment from issuance and
           collection of loans made to customers                                   (12,749,686)   (7,889,681)
   Proceeds from sale of real estate owned                                             267,753        10,130
   Capital expenditures                                                                 (6,018)     (518,354)
   Decrease in federal funds sold                                                    5,830,000     2,390,000
                                                                                   ------------   -----------
              Net cash used in investing activities                                 (8,458,142)   (2,450,694)

Cash flows from financing activities:
   Net increase in deposits                                                          8,494,569     2,660,481
   Net increase (decrease) in securities
           sold under repurchase agreements                                           (109,744)      589,968
   Cash dividends paid                                                                (199,686)           -
                                                                                    ----------   ------------
              Net cash provided by financing activities                              8,185,139     3,250,449
Net increase (decrease) in cash and due from banks                                    (206,321)    1,711,018
Cash and due from banks at beginning of period                                       7,504,913     5,433,371
                                                                                   ------------   -----------

Cash and due from banks at end of period                                            $7,298,592    $7,144,389
                                                                                    ==========    ===========

The accompanying notes are an integral part of these statements.

                       Southern Crescent Financial Corp
                       and its wholly-owned subsidiary,
                            Southern Crescent Bank

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the quarter ended June 30, 1996
                                  (Unaudited)

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

3.  Investment Securities
    ---------------------

 The Company's investments have been classified among the following three categories and accounted for based on such classifications:

   Securities to be held to maturity - debt securities that the Company has the
   ---------------------------------
   positive intent and ability to hold to maturity are reported at amortized cost.

   Trading securities - debt and equity securities that are bought and held
   ------------------
   principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses included currently in income.

   Securities available for sale - debt and equity securities classified as
   -----------------------------
   neither held to maturity nor trading securities are reported at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity.

 Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would be accounted for through a write-down of the individual securities. No securities required such a write-down during the quarter ended June 30, 1996.

                       Southern Crescent Financial Corp

                      For the quarter ended June 30, 1996
                                  (Unaudited)


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

                       Southern Crescent Financial Corp

                      For the quarter ended June 30, 1996
                                  (Unaudited)


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

                       Southern Crescent Financial Corp

                      For the quarter ended June 30, 1996
                                  (Unaudited)



NOTE B - LOANS

 Loans at June 30, 1996 and December 31, 1995 are summarized as follows:

                                                    June 30,    December 31,
                                                      1996          1995
                                                  ------------  -------------

          Commercial                              $53,361,287    $50,143,952
          Real estate construction                 14,885,110     12,526,573
          Loans to individuals                     17,881,853     10,641,437
                                                  -----------    -----------
           Total loans                             86,128,250     73,311,962
          Less unearned discount and loan fees       (277,838)      (244,889)
                                                  -----------    -----------
                                                   85,850,412     73,067,073
          Less allowance for loan losses           (1,306,744)    (1,273,091)
                                                  -----------    -----------

           Net loans                              $84,543,668    $71,793,982
                                                  ===========    ===========

 At June 30, 1996 and December 31, 1995, there were $85,217 and $572,763, respectively, of loans outstanding for which the accrual of interest had been suspended or reduced.


NOTE C - REGULATORY CAPITAL REQUIREMENTS

 As of June 30, 1996, the Bank's risk-based capital ratios exceeded minimum regulatory requirements.

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

The Company reported net earnings for the second quarter of $358,275, or $.42 per common share, compared with $201,630 or $.25 per share, for the comparable quarter in 1995. These increased earnings are attributable principally to the increased volume of earnings assets in 1996, as compared to 1995. Net interest income was up by $239,625 (a 24.6% increase) for the second quarter of 1996 over 1995. Net interest income was up $411,172 (a 17.5% increase) for the first six months of 1996 over 1995. Almost all of this increase over the comparable period in 1995 was volume related.

The provision for income taxes in the second quarter of 1996 of $192,916, or 35% of pre-tax income, was similar to the 35% provision in the comparable quarter in 1995.

The allowance for loan losses totaled $1,306,744, or 1.52% of loans, at June 30, 1996, as compared to $1,341,225, or 2.0% of loans, at June 30, 1995. Loans on nonaccrual were down by 90% at June 30, 1996, from June 30, 1995.

The Company's total stockholders' equity was $9,298,035, or 7.1% of total assets at June 30, 1996, as compared to $9,096,096, or 7.6% of total assets at December 31, 1995. The Company's ratios of Tier 1 capital to risk based assets, total capital to risk based assets, and Tier 1 capital to total assets exceeded regulatory requirements at June 30, 1996.

Item 2:        Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                 SOUTHERN CRESCENT FINANCIAL CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

During the second quarter of 1996, the Bank received regulatory approval to establish a Denovo Branch Bank at 285 Jonesboro Road in McDonough, Georgia. After, receiving this approval, the Bank acquired approximately one acre of land at this address to be the future site of its first office in Henry County. The Bank also filed an application for a new branch location in Jonesboro, Georgia in Clayton County with the intent of establishing a branch office scheduled to open late third quarter of 1996.

The holding company, Southern Crescent Financial Corp, declared its first cash dividend of $.25 per share on May 23, 1996 with a record date of June 7th payable on June 30. In addition, the Company declared a 5% stock dividend payable after the calculation of the cash dividend.

The management and Board of Directors continue to focus on the needs of our communities and strive to develop a bank that can do its share to meet these needs. Our goal will continue to be the building of shareholder value through long-term controlled growth and profitability.

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

                        SOUTHERN CRESCENT FINANCIAL CORP


                                                      /s/ Charles M. Buckner
                                                      ----------------------
          August 6, 1996                              Charles M. Buckner
                                                      (PRINCIPAL FINANCIAL
                                                      OFFICER)


                                                      /s/ Howard Wilson
                                                      ---------------------
          August 6, 1996                              Howard Wilson
                                                      (ACCOUNTING OFFICER)