Form 10-Q
period 1996-09-30
SOUTHERN CRESCENT FINANCIAL CORP
filed 1996-11-14
CIK 849951

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1996

                        SOUTHERN CRESCENT FINANCIAL CORP
             (Exact name of registrant as specified in its charter)

        Georgia                                              58-1845038
------------------------                              -----------------------
(State of Incorporation)                              I.R.S. Employer Id. No.

1585 Southlake Parkway, Morrow, Georgia               30260
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:
(404)-968-6868
--------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               YES  X                   NO
                   ---                     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1996.

          CLASS                         OUTSTANDING
          -----                         -----------

       Common Stock $1 par value          838,162

                        SOUTHERN CRESCENT FINANCIAL CORP
                        --------------------------------

PART I    Financial Information
------

Item 1:   Financial Statements
-------


Financial Statements:  The following consolidated financial statements have not
---------------------
been audited or reported upon by the Company's Independent Certified Public Accountants nor have such financial statements been reviewed by them. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements furnished herein reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the periods for which they are presented. Such results, however, are not necessarily indicative of the results to be expected for the full year.

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

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                  (Unaudited)

                                                       September 30,  December 31,
                                                           1996           1995
                                                       -------------  ------------

Cash and due from banks                                  $ 7,644,972   $ 7,504,913

Federal funds sold                                         2,070,000     6,740,000

Interest-bearing deposits in banks                                 -        99,000

Investment securities available for sale                  22,575,104    25,566,236

Loans, less allowance for loan losses of $1,319,967
 and $1,317,120, respectively                             93,984,727    71,793,982

Premises and equipment                                     5,261,855     5,215,272

Accrued interest receivable and other assets               3,440,241     2,638,738
                                                        ------------  ------------
                                                        $134,976,899  $119,558,141
                                                        ============  ============


                                  LIABILITIES

                                                  September 30,  December 31,
                                                      1996           1995
                                                  -------------  ------------
Deposits:
 Non-interest bearing demand                       $ 20,036,204  $ 14,873,708
 Interest bearing demand                             30,818,258    29,072,134
 Savings                                              4,686,806     4,440,957
 Certificates of deposit, $100,000 and over          13,728,165    15,339,696
 Other certificates of deposit                       52,015,191    43,211,159
                                                   ------------  ------------

     Total deposits                                 121,284,624   106,937,654

Securities sold under repurchase agreements           1,689,828     1,577,784
Accrued interest payable and other liabilities        2,168,745     1,946,607
                                                   ------------  ------------

     Total liabilities                              125,143,197   110,462,045

                              STOCKHOLDERS' EQUITY

Common stock, $1 par value; authorized
 10,000,000 shares; 838,162 and 803,867 shares
 issued                                            $    838,162  $    803,867
Paid-in capital                                       7,566,439     7,229,475
Net unrealized appreciation (depreciation) on
 securities available for sale, net of tax             (124,088)       34,647
Retained earnings                                     1,553,189     1,074,821
                                                   ------------  ------------
                                                      9,833,702     9,142,810
Less treasury stock at cost, 5,128 shares                     -       (46,714)
                                                   ------------  ------------

     Total stockholders' equity                       9,833,702     9,096,096
                                                   ------------  ------------

                                                   $134,976,899  $119,558,141
                                                   ============  ============


The accompanying notes are an integral part of these statements.

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                Quarter ended                Nine months ended
                                        -----------------------------  -----------------------------
                                        September 30,  September 30,   September 30,  September 30,
                                            1996            1995           1996            1995
                                        -------------  --------------  -------------  --------------
Interest income:
 Interest and fees on loans                $2,463,479     $1,822,951      $6,613,880     $5,020,106
 Interest and dividends
  on investments                              355,290        538,157       1,066,828      1,355,233
 Interest on federal funds sold                25,243         35,554         204,572        197,593
                                           ----------     ----------      ----------     ----------
                                            2,844,012      2,396,662       7,885,280      6,572,932
                                           ----------     ----------      ----------     ----------
Interest expense:
 Interest on certificates of deposit
  of  $100,000 or more                        200,200        164,316         598,214        438,422
 Interest on other deposits                   993,411        847,581       2,876,294      2,400,546
                                           ----------     ----------      ----------     ----------
                                            1,193,611      1,011,897       3,474,508      2,838,968
                                           ----------     ----------      ----------     ----------

  Net interest income before
   provision for loan losses                1,650,401      1,384,765       4,410,772      3,733,964

Provision for loan losses                           -              -               -              -
                                           ----------     ----------      ----------     ----------

     Net interest income                    1,650,401      1,384,765       4,410,772      3,733,964

Other income:
 Service charges on deposit
  accounts                                    175,456        188,451         537,697        573,487
 Other                                         81,606         67,431         235,439        155,666
 Gain (loss) on sale
  of real estate owned                          2,747        (14,835)          2,747        (12,425)
 Gain on sale of SBA loans                     35,097         13,919          35,097         40,709
 Gain (loss) on sale of
  investment securities                        38,863         (2,792)         38,863         (1,585)
                                           ----------     ----------      ----------     ----------
                                              333,769        252,174         849,843        755,508
                                           ----------     ----------      ----------     ----------

                                                                    (Continued)

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                                  (Unaudited)

                                           Quarter ended               Nine months ended
                                    ----------------------------  ----------------------------
                                    September 30,  September 30,  September 30,  September 30,
                                        1996           1995           1996           1995
                                    -------------  -------------  -------------  -------------
Operating expenses:
 Salaries and employee benefits          674,151        588,808      1,949,000      1,709,244
 Occupancy                               193,787        214,226        573,870        619,879
 Other                                   375,313        305,608      1,051,492      1,061,720
                                      ----------     ----------     ----------     ----------
                                       1,243,251      1,108,642      3,574,362      3,390,843
                                      ----------     ----------     ----------     ----------

     Earnings before
      income taxes                       740,919        528,297      1,686,253      1,098,629

Income taxes:
 Current                                 200,000         91,760        500,000        211,364
 Deferred                                 59,300         93,064         90,226        172,800
                                      ----------     ----------     ----------     ----------
                                         259,300        184,824        590,226        384,164
                                      ----------     ----------     ----------     ----------

     NET EARNINGS                     $  481,619     $  343,473     $1,096,027     $  714,465
                                      ==========     ==========     ==========     ==========

Earnings per common share
 Primary                              $      .53     $      .41     $     1.24     $      .85
 Fully diluted                        $      .52     $      .39     $     1.23     $      .82

Weighted average common
 shares outstanding:
  Primary                                907,594        843,290        880,597        843,290
  Fully diluted                          930,569        875,358        888,255        872,358


The accompanying notes are an integral part of these statements.

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               For the nine-month period ended September 30, 1996

                                  (Unaudited)

                                                          Unrealized
                                   Common      Paid-in      loss on     Retained    Treasury
                                    stock      capital    securities    earnings      stock       Total
                                  ---------  -----------  -----------  -----------  ---------  -----------

Balance at December 31, 1995      $803,867   $7,229,475    $  34,647   $1,074,821   $(46,714)  $9,096,096

Net earnings for the quarter             -            -            -      256,133          -      256,133

Change in unrealized loss
 on securities available
 for sale                                -            -      (58,971)           -          -      (58,971)
                                  --------   ----------   ----------   ----------   --------   ----------

Balance at March 31, 1996          803,867    7,229,475      (24,324)   1,330,954    (46,714)   9,293,258

Net earnings for the quarter             -            -            -      358,275          -      358,275

Stock dividend - 39,615 shares      39,615      378,358            -     (417,973)         -            -

Cash dividend                            -            -            -     (199,686)         -     (199,686)

Change in unrealized loss
 on securities available
 for sale                                -            -     (153,812)           -          -     (153,812)
                                  --------   ----------   ----------   ----------   --------   ----------

Balance at June 30, 1996           843,482    7,607,833     (178,136)   1,071,570    (46,714)   9,298,035

Net earnings for the quarter             -            -            -      481,619          -      481,619

Cancellation of treasury stock      (5,320)     (41,394)           -            -     46,714            -
Change in unrealized loss
 on securities available
 for sale, net                           -            -       54,048            -          -       54,048
                                  --------   ----------   ----------   ----------   --------   ----------

Balance at September 30, 1996     $838,162   $7,566,439    $(124,088)  $1,553,189   $      -   $9,833,702
                                  ========   ==========   ==========   ==========   ========   ==========

The accompanying notes are an integral part of this statement.

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine months ended
                                                          -----------------------------
                                                          September 30,   September 30,
                                                              1996            1995
                                                          -------------   -------------
Cash flows from operating activities:
 Net earnings                                             $  1,096,027   $    714,465
 Adjustments to reconcile net earnings to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                               260,800        369,600
   Deferred income taxes                                        90,226        172,800
   Gain on sale of investment securities                       (38,864)             -
   Gain or sale of SBA loans                                         -        (28,284)
   Gain (loss) on sale of real estate owned                     (3,817)         1,929
   Changes in assets and liabilities:
     Accrued interest receivable and other assets             (826,285)      (286,108)
     Accrued interest payable and other liabilities            131,911        512,606
                                                          ------------   ------------

      Net cash provided by operating activities                709,998      1,457,008
                                                          ------------   ------------

Cash flows from investing activities:
  Maturity of interest-bearing
   deposits in banks                                            99,000        393,000
  Purchase of investment securities                        (14,497,718)    (2,290,000)
  Sale of investment securities                              9,534,052      2,841,183
  Maturity of investment securities                          7,834,928      5,340,927
  Net change from issuance and
   collection of loans made to customers                   (22,190,745)   (15,780,053)
  Proceeds from sale of real estate owned                      267,753         26,844
  Capital expenditures                                        (546,537)      (693,288)
  Decrease in federal funds sold                             4,670,000      2,750,000
                                                          ------------   ------------

     Net cash used in investing activities                 (14,829,267)    (7,411,387)
                                                          ------------   ------------

                                                            (Continued)

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                        Nine months ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                       1996           1995
                                                  --------------  -------------

Cash flows from financing activities:
 Net increase in deposits                            14,346,970       5,243,241
 Net increase in federal funds purchased                      -       1,000,000
 Net increase in securities
  sold under repurchase agreements                      112,044         690,650
 Cash dividends paid                                   (199,686)              -
                                                    -----------      ----------

     Net cash provided by financing activities       14,259,328       6,933,891
                                                    -----------      ----------

Net increase in cash and due from banks                 140,059         979,512

Cash and due from banks
 at beginning of period                               7,504,913       5,433,371
                                                    -----------      ----------

Cash and due from banks
 at end of period                                   $ 7,644,972      $6,412,883
                                                    ===========      ==========

The accompanying notes are an integral part of these statements.

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                  (Unaudited)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

 1.  Principles of Consolidation
     ---------------------------

 The consolidated financial statements include the accounts of Southern Crescent Financial Corp and its wholly-owned subsidiary, Southern Crescent Bank. All significant intercompany transactions and accounts have been eliminated.

 2.  Investments in Securities
     -------------------------

 The Company's investment securities, none of which are held for trading activities, are classified in two categories and accounted for as follows:

   Securities to be Held to Maturity - Bonds, notes and debentures for which the
   ---------------------------------
   Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

   Securities Available for Sale - Securities available for sale consist of
   -----------------------------
   bonds, notes, debentures, and certain equity securities not classified as securities to be held to maturity.

 Any declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1996
                                  (Unaudited)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 2.  Investments in Securities - Continued
     -------------------------------------

 Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

 Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

 3.  Loans
     -----

 Loans are stated at the amount of unpaid principal, reduced by net unearned loan origination fees. Fees for loan origination and commitments and related origination costs are deferred and recognized as an interest income yield adjustment over the terms of the loans by the interest method. Interest income on commercial, amortized and consumer loans is primarily recognized based on the principal amounts outstanding.

 January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. The statement requires that impaired loans be valued based on the present value of expectant future cash flows discounted at the loan's effective interest rate, as the loan's observable market value or the fair value of the collateral of the loan is collateral dependent. There was not a material effect on the Company's loan portfolio associated with adoption of this pronouncement.

 4.  Allowance for Loan Losses
     -------------------------

 An allowance for loan losses is established by provisions for losses on loans charged to expense. The balance in the allowance for loan losses is based on management's analysis of the loan portfolio and loan commitments. It reflects an amount which, in management's judgment, is adequate to provide for potential loan losses after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, specific problem loans, adequacy of the underlying collateral and other factors.

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1996
                                  (Unaudited)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 4.  Allowance for Loan Losses - Continued
     -------------------------------------

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

 5.  Premises and Equipment
     ----------------------

 Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis.

 At September 30, 1996, premises and equipment, net of accumulated depreciation, consisted of the following:

     Land                                 $1,649,741
     Bank building                         3,145,035
     Furniture, fixtures and equipment       467,079
                                          ----------

                                          $5,261,855
                                          ==========

 6.  Income Taxes
     ------------

 The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Pursuant to those provisions deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. The Company's deferred tax expense represents the change in the deferred tax assets and liabilities from the beginning to the end of the period.

                        Southern Crescent Financial Corp
                        and its wholly-owned subsidiary,
                             Southern Crescent Bank

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1996
                                  (Unaudited)


NOTE B - LOANS

 Loans at September 30, 1996 and December 31, 1995 are summarized as follows:

                                        September 30,   December 31,
                                             1995           1995
                                        --------------  -------------

Commercial                                $56,797,367    $50,143,952
Real estate construction                   21,121,704     12,526,573
Loans to individuals                       17,666,252     10,641,437
                                          -----------    -----------

 Total loans                               95,585,323     73,311,962

Less unearned discount and loan fees         (280,629)      (244,889)
                                          -----------    -----------
                                           95,304,694     73,067,073
Less allowance for loan losses             (1,319,967)    (1,273,091)
                                          -----------    -----------

 Net loans                                $93,984,727    $71,793,982
                                          ===========    ===========

 At September 30, 1996 and December 31, 1995, there were $205,886 and $578,000, respectively, of loans outstanding for which the accrual of interest had been suspended or reduced.


NOTE C - REGULATORY CAPITAL REQUIREMENTS

 As of September 30, 1996, the Bank's risk-based capital ratios exceeded minimum regulatory requirements.

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

The Company reported net earnings for the third quarter of $481,619, compared with $343,423, for the comparable quarter in 1995. These increased earnings are attributable principally to the increased volume of earnings assets in 1996, as compared to 1995. Net interest income was up by $265,636 (a 19.2% increase) for the third quarter of 1996 over 1995. Net interest income was up $676,808 (a 18.1% increase) for the first nine months of 1996 over 1995. Almost all of this increase over the comparable period in 1995 was volume related.

The provision for income taxes in the third quarter of 1996 of $259,300, or 35% of pre-tax income, was similar to the 35% provision in the comparable quarter in 1995.

The allowance for loan losses totaled $1,319,967, or 1.38% of loans, at September 30, 1996, as compared to $1,317,120, or 1.77% of loans, at September 30, 1995. Loans on nonaccrual were up by 46% at September 30, 1996, from September 30, 1995.

The Company's total stockholders' equity was $9,677,370, or 7.1% of total assets at September 30, 1996, as compared to $9,096,096, or 7.6% of total assets at December 31, 1995. The Company's ratios of Tier 1 capital to risk based assets, total capital to risk based assets, and Tier 1 capital to total assets exceeded regulatory requirements at September 30, 1996.

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

The holding company, Southern Crescent Financial Corp, declared its first cash dividend of $.25 per share on May 23, 1996 with a record date of June 7th payable on June 30. In addition, the Company declared a 5% stock dividend payable on June 30.

The Company opened a branch office in Jonesboro, Georgia in September 1996.

The Company entered into a merger agreement with Eagle Bancshares, Inc., parent company of Tucker Federal Bank on August 13, 1996. The merger is expected to be completed in the first quarter of 1997. The proposed merger transaction is described more fully in Form S-4, registration statement filed with the SEC on October 23, 1996.

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

                        SOUTHERN CRESCENT FINANCIAL CORP



                                           /s/ Charles M. Buckner
                                           ------------------------
November 14, 1996                          Charles M. Buckner
                                           (PRINCIPAL FINANCIAL
                                            OFFICER)



                                           /s/ Nita Elliott
                                           ------------------------
November 14, 1996                          Nita Elliott
                                           (PRINCIPAL ACCOUNTING
                                            OFFICER)